Form 10-K
FINANCIAL ASSET SEC CORP FIRST FRANKLIN MORT LN TR 03 FF1
filed 2004-03-30
CIK 1229240

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104153-02


        Financial Asset Securities Corp.

     (Exact name of registrant as specified in its charter)


   Delaware					    06-1442101
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   600 Steamboat Road
   Greenwich, Connecticut                      06830
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (203) 625-2700


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            3
             Class A-2                            3
             Class C                              1
             Class DIV_CERT                       1
             Class M-1                            4
             Class M-2                            5
             Class M-3F                           4
             Class M-3V                           3
             Class M-4                            4
             Class P                              1
             Class R-1                            1

             Total:                              30


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Fairbanks Capital Corp, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Fairbanks Capital Corp, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Fairbanks Capital Corp, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 4, 2003, December 9, 2003, and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




  Signed: Financial Asset Securities Corp. as Depositor




  By:     Robert McGinnis as President

  By:     /s/ Robert McGinnis

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

Sarbanes-Oxley Certification



                  I, Robert McGinnis certify that:

                  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of First Franklin Mortgage Loan Trust 2003-FF1, Asset-Backed Certificates,
Series 2003-FF1;

                  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

                  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

                  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

                  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

                  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Fairbanks Capital Corp. and Wells Fargo Bank, N.A.

Date:  March 30, 2004

                                    FINANCIAL ASSET SECURITIES CORP.



                                    By: /s/ Robert McGinnis
					---------------------------
                                    Name:   Robert McGinnis
                                    Title:  President




  Ex-99.1 (a)

ERNST & YOUNG    (logo)
Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017-5418

Phone: (213) 977-3200
www.ey.com

Report on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers Report of Independent Accountants

Board of Directors Fairbanks Capital Corp.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp. ("Fairbanks") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31,2003. Management is responsible for Fairbanks' compliance with those requirements. Our responsibility is to express an opinion on management's assertion about Fairbanks' compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Fairbanks's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Fairbanks' compliance with specified requirements.

In our opinion, management's assertion that Fairbanks complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Board of Directors, Audit Committee, management, Fannie Mae, Freddie Mac, Ginnie Mae and other investors in serviced assets and is not intended to be and should not be used by anyone other than these specified parties.


/s/Ernst & Young
January 19, 2004



A Member Practice of Ernst & Young Global



  Ex-99.2 (a)

(logo) FAIRBANKS CAPITAL CORP.

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers Report of Management

We, as members of management of Fairbanks Capital Corp. (Fairbanks), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of Fairbanks' compliance with the minimum servicing standards set forth in USAF as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, Fairbanks complied, in all material respects, with the minimum servicing standards set forth in USAP.

As of December 31, 2003 and for the year then ended, Fairbanks had in effect
3- fidelity bond in the amount of $55,000,000 and an errors and omissions policy in the amount $20,000,000.

/s/ James H. Orzanne
James H. Orzanne
Chief Executive Officer

/s Matthew L. Hollingsworth
Matthew L. Hol1lingsworth, Chief Operating Officer

/s/ Barbara K. Wing
Barbara K. Wing
Senior Vice President and
Controller
January 19,2004

3815 SOUTH WEST TEMPLE. SALT LAKE CITY, UTAH 84115-4412 P.O. Box 65250.
SALT LAKE CITY, UTAH 84165-0250 TELEPHONE (801) 293-1883 .FAX (801) 293-1297



  Ex-99.3 (a)

FAIRBANKS CAPITAL CORP.

Agreement: Financial Asset Securities Corp., Depositor, Fairbanks Capital Corp., Servicer and Wells Fargo Bank Minnesota National Association, Trustee-Pooling and Servicing Agreement - First Franklin Mortgage Loan Trust 2003-FF1

Dated: 04/01/2003

ANNUAL STATEMENT AS TO COMPLIANCE

In accordance with the applicable section in each of the Pooling and Servicing Agreements specified:

i. a review of the activities of the Servicer during the year ended December 31, 2003 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year.

February 7, 2004

/s/ Matt Hollingsworth
Matt Hollingsworth
Chief Operating Officer
Fairbanks Capital Corp.



3815 SOUTH WEST TEMPLE . SALT LAKE CITY, UTAH 84115-4412
P.O. Box 65250 . SALT LAKE CITY, UTAH 84165-0250
TELEPHONE (801) 293-1883 . FACSIMILE (801)293-1297





  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            5,687,028.65         41,102,432.62                 0.00             353,002,518.17
   A-2                            1,925,886.79         13,765,922.76                 0.00             119,860,077.25
   C                             16,086,769.18                  0.00                 0.00               5,126,520.77
   DIV_CERT                           8,518.24                  0.00                 0.00                       0.01
   M-1                              486,348.80                  0.00                 0.00              27,140,000.00
   M-2                              506,843.61                  0.00                 0.00              25,633,000.00
   M-3F                             316,880.00                  0.00                 0.00               8,500,000.00
   M-3V                             126,127.69                  0.00                 0.00               5,070,000.00
   M-4                              110,857.73                  0.00                 0.00               3,920,000.00
   P                              1,135,314.07                  0.00                 0.00                     100.00
   R-1                                    0.00                  0.00                 0.00                       0.00
